Form 10-K
period 2002-12-31
TRIAD AUTOMOBILE RECEIVABLES TRUST 2002 A
filed 2003-03-31
CIK 1181432

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002 ;
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-90130

Triad Automobile Receivables Trust 2002-A, as issuer

Triad Financial Corporation, as sponsor

(Exact name of registrant as specified in its charter)

California	33-0356705

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7711 Center Avenue, Suite 100 Huntington Beach, California	92647

(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (714) 373-8300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

Item 1. Description of Business.

Triad Automobile Receivables Trust 2002-A (the “Trust”) is a Delaware business trust. The Trust does not engage in any activity other than (i) acquiring, holding and managing the automobile loans and its other assets and proceeds from its assets, (ii) issuing notes and the certificate that represents the residual interest in the Trust, (iii) making payments on the notes and the certificate, and (iv) engaging in other activities that are necessary, suitable or convenient to accomplish these other activities.

Item 2. Description of Property.

The Trust property includes, among other things: (i) automobile loans secured by new and used automobiles and light duty trucks, (ii) monies received from such automobile loans after July 31, 2002, (iii) an assignment of the security interests in such financed automobiles, (iv) an assignment of the right to receive proceeds from claims on physical damage, credit life and disability insurance policies covering such financed vehicles or the obligors under such automobile loans, (v) such automobile loan files, (vi) amounts that may be held in certain lockbox and bank accounts, (vii) an assignment of rights against certain automobile dealers, (viii) an assignment of rights against certain third-party lenders, (ix) rights under certain transaction documents, and (x) proceeds of the above items.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Not Applicable.

Item 7. Financial Statements.

Not Applicable.

2

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Not Applicable.

Item 10. Executive Compensation.

Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

None.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

The exhibits filed in response to Item 13 are listed in the Exhibit Index.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrants have caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: March 28, 2003

TRIAD AUTOMOBILE RECEIVABLES TRUST 2002-A
BY:	Triad Financial Corporation, as sponsor of the Trust
By:	/s/ Mike L. Wilhelms

Name: Mike L. Wilhelms Title: Chief Financial Officer
TRIAD FINANCIAL CORPORATION
By:	/s/ Mike L. Wilhelms

Name: Mike L. Wilhelms Title: Chief Financial Officer

4

EXHIBIT INDEX

Exhibit No.	Description

99.1	Independent Auditors’ Report dated March 18, 2003
99.2	Annual Statement of Compliance by Servicer dated as of December 31, 2002
99.3	Certification of Disclosure

5